Form 10-K
period 2006-12-31
GSAA Home Equity Trust 2006-12
filed 2007-04-02
CIK 1369809

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006
                                       OR
[ ]     TRANSITION REPORT  PURSUANT TO  SECTION  13 OR 15(d) OF  THE  SECURITIES
        EXCHANGE ACT OF 1934 for the transition period from           to


                      Commission File Number: 333-132809-18

                         GSAA Home Equity Trust 2006-12
           (Exact name of Issuing Entity as specified in its charter)

                          GS Mortgage Securities Corp.
             (Exact name of Depositor as specified in its charter)

                         Goldman Sachs Mortgage Company
              (Exact name of Sponsor as specified in its charter)

                                                51-0596262, 51-0596257,
         Delaware                               51-0596266, 51-0596260
(State or other jurisdiction of            (I.R.S. Employer Identification No.
incorporation or organization                     of issuing entity)
     of issuing entity)

85 Broad Street, New York, New York                            10004
(Address of principal executive offices                     (Zip Code
      of issuing entity)                                 of issuing entity)

     Telephone number, including area code of issuing entity: (212) 902-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act).    Yes  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter.   Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy information statement; and, (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders
for fiscal year ended date December 24, 1980).    Not Applicable.

                                     PART I

Item 1.  Business.

         Not Applicable.

Item 1A. Risk Factors.

         Not Applicable.

Item 1B. Unresolved Staff Comments.

         None.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         Not Applicable.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9A(T). Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

         Not Applicable.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.


                  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB:  Significant Obligor Financial Information

     No single obligor represents 10% or more of the pool assets held by the issuing entity.


Item 1114(b)(2) and Item 1115(b) of Regulation AB:
        Significant Enhancement Provider Financial Information

        None.

Item 1117 of Regulation AB:  Legal Proceedings

        None.

Item 1119 of Regulation AB:   Affiliations and Certain Relationships
                              and Related Transactions

     Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed pursuant to Rule 424 of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB:   Compliance with Applicable Servicing Criteria

(a) See Exhibits 33 and 34.

(b) Material instances of noncompliance:

PHH Mortgage Corporation has assessed its compliance with the servicing criteria as of December 31, 2006 and for the Reporting Period and has concluded that PHH Mortgage Corporation has complied, in all material respects, with the Servicing Criteria with respect to the Platform taken as a whole except for as discussed below:

     1122(d)(1)(i) PHH Mortgage Corporation has not instituted policies and procedures to specifically monitor performance or other triggers or events of default stated in the transaction agreements.

     1122(d)(1)(iv) During the months of July, August, and September, the Company's minimum coverage requirement exceeded its $160 million fidelity bond by amounts ranging up to approximately $1.3 million. Effective September 27, 2006, PHH Mortgage Corporation's fidelity bond was increased to $170 million.

     1122(d)(3)(i)(A) PHH Mortgage Corporation did not maintain or provide one of the required monthly reports stated in the transaction agreements during the year.

     1122(d)(3)(i)(D) PHH Mortgage Corporation did not perform procedures to agree the unpaid principal balance and number of loans serviced by the PHH Mortgage Corporation with that of the investor or trustees.

During the Reporting Period, the JPMorgan Chase, National Association, as Master Servicer and Securities Administrator, has identified the following material instances of noncompliance with the Applicable Servicing Criteria:

     CFR  Item   1122(d)(3)(i):   Certain  monthly   investor   reports  omitted
information required by the transaction agreements and/or contained errors in the information presented.

     CFR Item 1122(d)(3)(ii): Certain monthly investor distributions contained errors as to amounts due to certain investors.

GreenPoint  Mortgage  Funding,  Inc. has identified the following  noncompliance
with  servicing  criteria   1122(d)(1)(i),   1122(d)(2)(iv)  and  1122(d)(3)(ii)
applicable to the Platform during the year ended December 31, 2006, as follows:

     1122(d)(1)(i) GreenPoint Mortgage Funding, Inc. did not institute policies and procedures to monitor performance or other triggers and events of defaults in accordance with the transaction agreements.

     1122(d)(2)(iv) GreenPoint Mortgage Funding, Inc. did not establish separate P&I and T&I accounts for certain securitizations which allowed funds to be commingled in various custodial accounts.

     1122(d)(3)(ii) In certain situations where GreenPoint Mortgage Funding, Inc. has received mortgage insurance proceeds prior to the liquidation of the related properties, the mortgage insurance proceeds were not remitted at the time of the next regularly scheduled remittance date as required by the transaction agreements, but instead remained in the related custodial account and were remitted at the time the REO liquidation proceeds were remitted to the Master Servicer.

National City Mortgage Co. has assessed compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that it has complied, in all material respects, with the Applicable Servicing Criteria during the Reporting Period with respect to the Platform taken as a whole, except as noted below:

     There were 29 possible instances where National City Mortgage Co. did not prepare default loan data reports for the master servicer within the timeframes set forth in the transaction agreements as required in section 1122(d)(3)(i)(A). All other loan level reports were completed as required.


Item 1123 of Regulation AB, Servicer Compliance Statement

        See Exhibits 35.

                                    PART IV


Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1)  Not Applicable.

    (2)  Not Applicable.

    (3) The following documents are included as part of, or incorporated by reference to, this annual report:

    Exhibit No.

     4.1 Master Servicing and Trust Agreement, dated as of July 1, 2006, among GS Mortgage Securities Corp., as depositor, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association and Deutsche Bank National Trust Company, each as a custodian and JPMorgan Chase Bank, National Assocation, as master servicer and securities administrator (Filed as Exhibit 99.1 to Form 8-K on August 11, 2006, and incorporated by reference herein.)

     10.1 Interest Rate Swap Agreement, dated July 20, 2006, between Goldman Sachs Mortgage Company and Goldman Sachs Mitsui Marine Derivative Products, L.P., with Schedule and Confirmation thereto (Filed as Exhibit 99.2 to Form 8-K/A on December 20, 2006, and incorporated by reference herein.)

     10.2 Primary Mortgage Insurance Policy, dated as of July 28, 2006, issued in the name of U.S. Bank National Association, as trustee, on behalf of the GSAA Home Equity Trust 2006-12 (Filed as Exhibit 99.3 to Form 8-K on August 11, 2006, and incorporated by reference herein.)

     10.3 Assignment, Assumption and Recognition Agreement, dated as of July 28, 2006, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp., Countrywide Home Loans, Inc. and Countrywide Home Loans Servicing LP (Filed as
Exhibit 99.4 to Form 8-K on August 11, 2006, and incorporated by reference herein.)

     10.4 Assignment, Assumption and Recognition Agreement, dated as of July 28, 2006, among GS Mortgage Securities Corp., U.S. Bank National Association, Countrywide Home Loans, Inc., Countrywide Home Loans Servicing LP and JPMorgan Chase Bank, National Association (Filed as Exhibit 99.5 to Form 8-K on August 11, 2006, and incorporated by reference herein.)

     10.5 Assignment, Assumption and Recognition Agreement, dated as of July 28, 2006, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp., Bishop's Gate Residential Mortgage Trust and PHH Mortgage Corporation (Filed as
Exhibit 99.6 to Form 8-K on August 11, 2006, and incorporated by reference herein.)

     10.6 Assignment, Assumption and Recognition Agreement, dated as of July 28, 2006, among GS Mortgage Securities Corp., U.S. Bank National Association, Bishop's Gate Residential Mortgage Trust, PHH Mortgage Corporation and JPMorgan Chase Bank, National Association (Filed as Exhibit 99.7 to Form 8-K on August 11, 2006, and incorporated by reference herein.)

     10.7 Assignment, Assumption and Recognition Agreement, dated as of July 28, 2006, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and Greenpoint Mortgage Funding, Inc. (Filed as Exhibit 99.8 to Form 8-K on August 11, 2006, and incorporated by reference herein.)

     10.8 Assignment, Assumption and Recognition Agreement, dated as of July 28, 2006, among GS Mortgage Securities Corp., U.S. Bank National Association, Greenpoint Mortgage Funding, Inc. and JPMorgan Chase Bank, National Association (Filed as Exhibit 99.9 to Form 8-K on August 11, 2006, and incorporated by reference herein.)

     10.9 Assignment, Assumption and Recognition Agreement, dated as of July 28, 2006, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and Wells Fargo Bank, National Association (Filed as Exhibit 99.10 to Form 8-K on August 11, 2006, and incorporated by reference herein.)

     10.10 Assignment, Assumption and Recognition Agreement, dated as of July 28, 2006, among GS Mortgage Securities Corp., U.S. Bank National Association, Wells Fargo Bank, National Association and JPMorgan Chase Bank, National Association (Filed as Exhibit 99.11 to Form 8-K on August 11, 2006, and incorporated by reference herein.)

     10.11 Assignment, Assumption and Recognition Agreement, dated as of July 28, 2006, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and National City Mortgage Co. (Filed as Exhibit 99.12 to Form 8-K on August 11, 2006, and incorporated by reference herein.)

     10.12 Assignment, Assumption and Recognition Agreement, dated as of July 28, 2006, among GS Mortgage Securities Corp., U.S. Bank National Association, National City Mortgage Co. and JPMorgan Chase Bank, National Association (Filed as Exhibit 99.13 to Form 8-K on August 11, 2006, and incorporated by reference herein.)

     31.1 Rule 13a-14(d)/15d-14(d) Certification

     33.1 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of The Bank of New York Trust Company, N.A., as Securities Administrator

     33.2 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of JPMorgan Chase Bank, N.A., as Securities Administrator

     33.3 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Deutsche Bank National Trust Company, as Custodian

     33.4 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Wells Fargo Bank, N.A., as Custodian

     33.5 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of JPMorgan Chase Bank, N.A., as Master Servicer

     33.6 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Countrywide Home Loans Servicing LP, as Servicer

     33.7 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of GreenPoint Mortgage Funding, Inc., as Servicer

     33.8 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of National City Mortgage Co., as Servicer

     33.9 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Regulus Group, LLC, as Vendor for National City Mortgage Co.

     33.10 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of PHH Mortgage Corporation, as Servicer

     34.1 Attestation Report of Independent Registered Public Accounting Firm for The Bank of New York Trust Company, N.A.

     34.2 Attestation Report of Independent Registered Public Accounting Firm for JPMorgan Chase Bank, N.A.

     34.3 Attestation Report of Independent Registered Public Accounting Firm for Deutsche Bank National Trust Co., as Custodian

     34.4 Attestation Report of Independent Registered Public Accounting Firm for Wells Fargo Bank, N.A., as Custodian

     34.5 Attestation Report of Independent Registered Public Accounting Firm for JPMorgan Chase Bank, N.A., as Master Servicer

     34.6 Attestation Report of Independent Registered Public Accounting Firm for Countrywide Home Loans Servicing LP, as Servicer

     34.7 Attestation Report of Independent Registered Public Accounting Firm for GreenPoint Mortgage Funding, Inc., as Servicer

     34.8 Attestation Report of Independent Registered Public Accounting Firm for National City Mortgage Co., as Servicer

     34.9 Attestation Report of Independent Registered Public Accounting Firm for Regulus Group, LLC, as Vendor for National City Mortgage Co.

     34.10 Attestation Report of Independent Registered Public Accounting Firm for PHH Mortgage Corporation, as Servicer

     35.1 Servicer Compliance Statement for JPMorgan Chase Bank, N.A., as Master Servicer

     35.2 Servicer Compliance Statement for Countrywide Home Loans Servicing LP, as Servicer

     35.3 Servicer Compliance Statement for GreenPoint Mortgage Funding, Inc., as Servicer

     35.4 Servicer Compliance Statement for National City Mortgage Co., as Servicer

     35.5  Servicer  Compliance  Statement  for  PHH  Mortgage  Corporation,  as
Servicer


(b) See (a) above.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GSAA Home Equity Trust 2006-12

                             By:    GS Mortgage Securities Corp., as Depositor

                             By:      /s/ Michelle Gill
                                     ---------------------------------------
                             Name:  Michelle Gill
                             Title: Vice President
                                    GS Mortgage Securities Corp.

                             Date:  April 2, 2007

                                 EXHIBIT INDEX
Exhibit No.


4.1 Master Servicing and Trust Agreement, dated as of July 1, 2006, among GS Mortgage Securities Corp., as depositor, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association and Deutsche Bank National Trust Company, each as a custodian and JPMorgan Chase Bank, National Association, as master servicer and securities administrator (Filed as Exhibit 99.1 to Form 8-K on August 11, 2006, and incorporated by reference herein.)

10.1 Interest Rate Swap Agreement, dated July 20, 2006, between Goldman Sachs Mortgage Company and Goldman Sachs Mitsui Marine Derivative Products, L.P., with Schedule and Confirmation thereto (Filed as Exhibit 99.2 to Form 8-K/A on December 20, 2006, and incorporated by reference herein.)

10.2 Primary Mortgage Insurance Policy, dated as of July 28, 2006, issued in the name of U.S. Bank National Association, as trustee, on behalf of the GSAA Home Equity Trust 2006-12 (Filed as Exhibit 99.3 to Form 8-K on August 11, 2006, and incorporated by reference herein.)

10.3 Assignment, Assumption and Recognition Agreement, dated as of July 28, 2006, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp., Countrywide Home Loans, Inc. and Countrywide Home Loans Servicing LP (Filed as Exhibit 99.4 to Form 8-K on August 11, 2006, and incorporated by reference herein.)

10.4 Assignment, Assumption and Recognition Agreement, dated as of July 28, 2006, among GS Mortgage Securities Corp., U.S. Bank National Association, Countrywide Home Loans, Inc., Countrywide Home Loans Servicing LP and JPMorgan Chase Bank, National Association (Filed as Exhibit 99.5 to Form 8-K on August 11, 2006, and incorporated by reference herein.)

10.5 Assignment, Assumption and Recognition Agreement, dated as of July 28, 2006, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp., Bishop's Gate Residential Mortgage Trust and PHH Mortgage Corporation (Filed as Exhibit 99.6 to Form 8-K on August 11, 2006, and incorporated by reference herein.)

10.6 Assignment, Assumption and Recognition Agreement, dated as of July 28, 2006, among GS Mortgage Securities Corp., U.S. Bank National Association, Bishop's Gate Residential Mortgage Trust, PHH Mortgage Corporation and JPMorgan Chase Bank, National Association (Filed as Exhibit 99.7 to Form 8-K on August 11, 2006, and incorporated by reference herein.)

10.7 Assignment, Assumption and Recognition Agreement, dated as of July 28, 2006, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and Greenpoint Mortgage Funding, Inc. (Filed as Exhibit 99.8 to Form 8-K on August 11, 2006, and incorporated by reference herein.)

10.8 Assignment, Assumption and Recognition Agreement, dated as of July 28, 2006, among GS Mortgage Securities Corp., U.S. Bank National Association, Greenpoint Mortgage Funding, Inc. and JPMorgan Chase Bank, National Association (Filed as Exhibit 99.9 to Form 8-K on August 11, 2006, and incorporated by reference herein.)

10.9 Assignment, Assumption and Recognition Agreement, dated as of July 28, 2006, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and Wells Fargo Bank, National Association (Filed as Exhibit 99.10 to Form 8-K on August 11, 2006, and incorporated by reference herein.)

10.10 Assignment, Assumption and Recognition Agreement, dated as of July 28, 2006, among GS Mortgage Securities Corp., U.S. Bank National Association, Wells Fargo Bank, National Association and JPMorgan Chase Bank, National Association (Filed as Exhibit 99.11 to Form 8-K on August 11, 2006, and incorporated by reference herein.)

10.11 Assignment, Assumption and Recognition Agreement, dated as of July 28, 2006, among Goldman Sachs Mortgage Company, GS Mortgage Securities Corp. and National City Mortgage Co. (Filed as Exhibit 99.12 to Form 8-K on August 11, 2006, and incorporated by reference herein.)

10.12 Assignment, Assumption and Recognition Agreement, dated as of July 28, 2006, among GS Mortgage Securities Corp., U.S. Bank National Association, National City Mortgage Co. and JPMorgan Chase Bank, National Association (Filed as Exhibit 99.13 to Form 8-K on August 11, 2006, and incorporated by reference herein.)

31.1 Rule 13a-14(d)/15d-14(d) Certification

33.1 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of The Bank of New York Trust Company, N.A., as Securities Administrator

33.2 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of JPMorgan Chase Bank, N.A., as Securities Administrator

33.3 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Deutsche Bank National Trust Company, as Custodian

33.4 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Wells Fargo Bank, N.A., as Custodian

33.5 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of JPMorgan Chase Bank, N.A., as Master Servicer

33.6 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Countrywide Home Loans Servicing LP, as Servicer

33.7 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of GreenPoint Mortgage Funding, Inc., as Servicer

33.8 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of National City Mortgage Co., as Servicer

33.9 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Regulus Group, LLC, as Vendor for National City Mortgage Co.

33.10 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of PHH Mortgage Corporation, as Servicer

34.1 Attestation Report of Independent Registered Public Accounting Firm for The Bank of New York Trust Company, N.A.

34.2 Attestation Report of Independent Registered Public Accounting Firm for JPMorgan Chase Bank, N.A.

34.3 Attestation Report of Independent Registered Public Accounting Firm for Deutsche Bank National Trust Co., as Custodian

34.4 Attestation Report of Independent Registered Public Accounting Firm for Wells Fargo Bank, N.A., as Custodian

34.5 Attestation Report of Independent Registered Public Accounting Firm for JPMorgan Chase Bank, N.A., as Master Servicer

34.6 Attestation Report of Independent Registered Public Accounting Firm for Countrywide Home Loans Servicing LP, as Servicer

34.7 Attestation Report of Independent Registered Public Accounting Firm for GreenPoint Mortgage Funding, Inc., as Servicer

34.8 Attestation Report of Independent Registered Public Accounting Firm for National City Mortgage Co., as Servicer

34.9 Attestation Report of Independent Registered Public Accounting Firm for Regulus Group, LLC, as Vendor for National City Mortgage Co.

34.10 Attestation Report of Independent Registered Public Accounting Firm for PHH Mortgage Corporation, as Servicer

35.1 Servicer Compliance Statement for JPMorgan Chase Bank, N.A., as Master Servicer

35.2 Servicer Compliance Statement for Countrywide Home Loans Servicing LP, as Servicer

35.3 Servicer Compliance Statement for GreenPoint Mortgage Funding, Inc., as Servicer

35.4 Servicer Compliance Statement for National City Mortgage Co., as Servicer

35.5 Servicer Compliance Statement for PHH Mortgage Corporation, as Servicer

                                                                         EX-31.1

                     Rule 13a-14(d)/15d-14(d) Certification

     I, Michelle Gill, certify that:

1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of GSAA Home Equity Trust 2006-12 (the "Exchange Act periodic reports");

2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

4. Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the Servicer has fulfilled its obligations under the Master Servicing and Trust Agreement in all material respects;

5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on the information provided to me by the following unaffiliated parties: JPMorgan Chase Bank, N.A., as Securities Administrator and Master Servicer, Countrywide Home Loans Servicing LP, PHH Mortgage Corporation, GreenPoint Mortgage Funding, Inc. and National City Mortgage Co., as Servicers and Regulus Group, LLC, as Vendor for National City Mortgage Co.


By:     /s/ Michelle Gill
       -------------------------------------
Name:  Michelle Gill
Title: Vice President
       GS Mortgage Securities Corp.
Date:  April 2, 2007

                                                                         EX-33.1

           ASSERTION OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

The Bank of New York and The Bank of New York Trust Company, N.A. (collectively, the "Company") provides this platform-level assessment of compliance with the servicing criteria specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission.

Management has determined that the following servicing criteria are applicable in regards to the following servicing platform for the following period:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other mortgage-related asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006) for which the Company provides trustee, securities administration, paying agent or custodial services. The platform includes like kind transactions for which the Company provided trustee, securities administrator, paying agent or custodial services as a result of the Company's acquisition as of October 1, 2006 of portions of JPMorgan Chase Bank, N.A.'s corporate trust business, including structured finance agency and trust transactions.

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required by the related transaction agreements as to any transaction, except for the following criteria: 1122 (d) (1)(ii), (iii), (iv),
(4) (iv), (v), (vi), (vii), (viii), (ix), (x), (xi), (xii) and (xiii).

Period: Twelve months ended December 31, 2006.

With respect to the Platform and the Period, the Company provides the following assessment of compliance in respect of the Applicable Servicing Criteria:

- The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

- The  Company has assessed  compliance with the  Applicable Servicing Criteria.

- As of December 31, 2006 and for the Period, the Company was in material compliance with the Applicable Servicing Criteria.


Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance.


        The Bank of New York                    The Bank of New York
        The Bank of New York Trust              The Bank of New York Trust
            Company, N.A.                           Company, N.A.

        By: /s/ Robert L. Griffin               By: /s/ Patrick J. Tadie
            ----------------------                  ----------------------
            Robert L. Griffin                       Patrick J. Tadie
            Authorized Signer                       Authorized Signer


March 1, 2007

                                                                         EX-33.2

                                 JPMorgan Chase

              Management's Report on Assessment of Compliance with
                          Applicable Servicing Criteria

     JPMorgan Chase Bank, National Association (the "Asserting Party") is responsible for assessing compliance as of September 30, 2006 and for the period from January 1, 2006 through September 30, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122 (d) of the Code of Federal Regulations (the "CFR"), to the extent required by the related transaction agreements and excluding the criteria set forth in 17 CFR 229.1122(d) (1)(ii)-(iv), (2)(iii), (2)(vi), (4)(i)-(ii), and (4)(iv)-(xiv)
which the Asserting Party has concluded are not applicable to the activities it performs with respect to the asset-backed securitization transactions covered by this report (such criteria, after giving effect to the exclusions identified above, the "Applicable Servicing Criteria"). This report covers certain asset-backed securities transactions backed by residential mortgages, home equity loans, auto loans, credit card receivables, dealer floor plans, retail installment contracts and manufactured housing contracts for which transactions the Asserting Party performs the Applicable Servicing Criteria as trustee, securities administrator or paying agent that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were outstanding during the reporting period (the "Platform"), as listed in Appendix A.

     The Asserting Party has (i) used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) concluded that, other than as identified on Appendix B, the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of September 30, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

     PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform, stating that the Asserting Party has complied with the Applicable Servicing Criteria, except for material instances of non-compliance identified on Appendix B, as of September 30, 2006 and for the Reporting Period.

JPMorgan Chase Bank, National Association

/s/ Kelly A. Mathieson
-----------------------
Kelly A. Mathieson, Managing Director
Date:  March 14, 2007


--------------------------------------------------------------------------------
                                   Appendix A
--------------------------------------------------------------------------------
                         BA Master Credit Card Trust II
                   Capital Auto Receivables Asset Trust 2006-1
                      Capital One Auto Finance Trust 2006-A
                      Capital One Auto Finance Trust 2006-B
                Capital One Prime Auto Receivables Trust, 2006-1
                      Centex Home Equity Loan Trust 2006-A
                          Chase Auto Owner Trust 2006-A
                          Chase Auto Owner Trust 2006-B
          Chase Credit Card Master Trust, Series 1996-2 (Class A and B)
          Chase Credit Card Master Trust, Series 1996-3 (Class A and B)
                  Chase Credit Card Master Trust, Series 2001-1
                  Chase Credit Card Master Trust, Series 2001-2
                  Chase Credit Card Master Trust, Series 2001-4
                  Chase Credit Card Master Trust, Series 2001-6
                  Chase Credit Card Master Trust, Series 2002-1
                  Chase Credit Card Master Trust, Series 2002-3
                  Chase Credit Card Master Trust, Series 2002-5
                  Chase Credit Card Master Trust, Series 2002-7
                  Chase Credit Card Master Trust, Series 2003-1
                  Chase Credit Card Master Trust, Series 2003-2
                  Chase Credit Card Master Trust, Series 2003-3
                  Chase Credit Card Master Trust, Series 2003-4
                  Chase Credit Card Master Trust, Series 2003-5
                  Chase Credit Card Master Trust, Series 2003-6
                  Chase Credit Card Master Trust, Series 2004-1
                  Chase Credit Card Master Trust, Series 2004-2
                   Chase Mortgage Finance Trust Series 2006-A1
                   Chase Mortgage Finance Trust Series 2006-S1
                   Chase Mortgage Finance Trust Series 2006-S2
                          ChaseFlex Trust Series 2006-1
                          ChaseFlex Trust Series 2006-2
                     Citigroup Mortgage Loan Trust 2006-CB3
                           CNH Equipment Trust 2006-A
                           CNH Equipment Trust 2006-B
             CWHEQ Revolving Home Equity Loan Trust, Series 2006- F
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-A
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-B
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-C
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-D
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-E
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-G
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-H
                        DaimlerChrysler Auto Trust-2006-A
            Ford Credit Floorplan Master Owner Trust A, Series 2006-3
            Ford Credit Floorplan Master Owner Trust A, Series 2006-4
                      GMACM Home Equity Loan Trust 2006-HE1
                      GMACM Home Equity Loan Trust 2006-HE2
                      GMACM Home Equity Loan Trust 2006-HE3
                      GMACM Home Equity Loan Trust 2006-HE4
                        GMACM Home Loan Trust 2006-HLTV1
                       GMACM Mortgage Loan Trust 2006-AR2
                            GS Auto Loan Trust 2006-1
                          GSAA Home Equity Trust 2006-1
                         GSAA Home Equity Trust 2006-12
                          GSAA Home Equity Trust 2006-3
                          GSAA Home Equity Trust 2006-5
                          GSAA Home Equity Trust 2006-6
                          GSAA Home Equity Trust 2006-9
                         GSR Mortgage Loan Trust 2006-4F
                    Honda Auto Receivables 2006-1 Owner Trust
                     IXIS Real Estate Capital Trust 2006-HE1
                     IXIS Real Estate Capital Trust 2006-HE2
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE2
                 J.P. Morgan Mortgage Acquisition Corp. 2006-HE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-WMC1
                J.P. Morgan Mortgage Acquisition Trust 2006-ACC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-CW1
                 J.P. Morgan Mortgage Acquisition Trust 2006-HE2
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC2
                 J.P. Morgan Mortgage Acquisition Trust 2006-RM1
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC2
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC3
                    Nationstar Home Equity Loan Trust 2006-B
                   Newcastle Mortgage Securities Trust 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-2
                 NovaStar Mortgage Funding Trust, Series 2006-3
                NovaStar Mortgage Funding Trust, Series-2006-MTA1
                Origen Manufactured Housing Contract Trust 2006-A
                 Ownit Mortgage Loan Trust, Series 2006-1 Trust
                 Popular ABS Mortgage Pass-Through Trust 2006-A
                 Popular ABS Mortgage Pass-Through Trust 2006-B
                 Popular ABS Mortgage Pass-Through Trust 2006-C
                 Popular ABS Mortgage Pass-Through Trust 2006-D
                           RAAC Series 2006-SP1 Trust
                           RAAC Series 2006-SP2 Trust
                           RAAC Series 2006-SP3 Trust
                           RAMP Series 2006-RS1 Trust
                           RAMP Series 2006-RS2 Trust
                           RAMP Series 2006-RS3 Trust
                           RAMP Series 2006-RS4 Trust
                           RAMP Series 2006-RS5 Trust
                           RAMP Series 2006-RZ1 Trust
                           RAMP Series 2006-RZ2 Trust
                           RAMP Series 2006-RZ3 Trust
                           RAMP Series 2006-RZ4 Trust
                          RFMSII Series 2006-HSA1 Trust
                      The Home Equity Loan Trust 2006-HSA2
                      The Home Equity Loan Trust 2006-HSA3
                      The Home Equity Loan Trust 2006-HSA4
                      The Home Equity Loan Trust 2006-HSA5
                          The Home Loan Trust 2006-HI1
                          The Home Loan Trust 2006-HI2
                          The Home Loan Trust 2006-HI3
                          The Home Loan Trust 2006-HI4
                          USAA Auto Owner Trust 2006-1
                          USAA Auto Owner Trust 2006-2

--------------------------------------------------------------------------------
                                   APPENDIX B
--------------------------------------------------------------------------------
                       Material Instances of Noncompliance

During the Reporting Period, the Company has identified the following material instances of noncompliance with the Applicable Servicing Criteria.

     CFR  Item   1122(d)(3)(i):   Certain  monthly   investor   reports  omitted
     information required by the transaction agreements and/or contained errors in the information presented.

     CFR Item 1122(d)(3)(ii): Certain monthly investor distributions contained errors as to amounts due to certain investors.

                               Remediation Efforts

Errors and omissions were corrected and appropriate measures were taken to avoid similar errors and omissions.
--------------------------------------------------------------------------------

                                 JPMorgan Chase

              Management's Report on Assessment of Compliance with
                          Applicable Servicing Criteria

     JPMorgan Chase Bank, National Association (the "Asserting Party") is responsible for assessing compliance as of October 1, 2006 and for the period from October 1, 2006 through December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122 (d) of the Code of Federal Regulations (the "CFR"), to the extent required by the related transaction agreements excluding the criteria set forth in 17 CFR 229.1122(d)
(1)(i)-(iv),  (2)(i)-(vi),  (3)(i)-(iv),  and  (4)(i)-(xv),  which the Asserting
Party has concluded are not applicable to the activities it performs with respect to the asset-backed securitization transactions covered by this report (such criteria, after giving effect to the exclusions identified above, the "Applicable Servicing Criteria"). This report covers the asset-backed securities transactions backed by residential mortgages and home equity loans, auto loans, credit cards, dealer floor plans, retail installment contracts and manufactured housing contracts for which transactions the Asserting Party performs the applicable servicing criteria, that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were either (1) issued during the calendar year ending December 31, 2006 or (2) issued prior to the calendar year ending December 31, 2006 and remain subject to the reporting requirements under the Securities and Exchange Act of 1934, as amended (the "Platform"), as listed in Appendix A.

     The Asserting Party has (i) used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

     PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform, on our assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period as set forth in this report.

JPMorgan Chase Bank, National Association


/s/ Brian Goldman
------------------
Brian Goldman, Senior Vice President

Date:  March 12, 2007

--------------------------------------------------------------------------------
                                   Appendix A
--------------------------------------------------------------------------------
                         BA Master Credit Card Trust II
                   Capital Auto Receivables Asset Trust 2006-1
                   Capital Auto Receivables Asset Trust 2006-2
                      Capital One Auto Finance Trust 2006-A
                      Capital One Auto Finance Trust 2006-B
                      Capital One Auto Finance Trust 2006-C
                 Capital One Prime Auto Receivables Trust 2006-2
                Capital One Prime Auto Receivables Trust, 2006-1
                      Centex Home Equity Loan Trust 2006-A
                          Chase Auto Owner Trust 2006-A
                          Chase Auto Owner Trust 2006-B
          Chase Credit Card Master Trust, Series 1996-2 (Class A and B)
          Chase Credit Card Master Trust, Series 1996-3 (Class A and B)
                  Chase Credit Card Master Trust, Series 2001-1
                  Chase Credit Card Master Trust, Series 2001-2
                  Chase Credit Card Master Trust, Series 2001-4
                  Chase Credit Card Master Trust, Series 2001-6
                  Chase Credit Card Master Trust, Series 2002-1
                  Chase Credit Card Master Trust, Series 2002-3
                  Chase Credit Card Master Trust, Series 2002-5
                  Chase Credit Card Master Trust, Series 2002-7
                  Chase Credit Card Master Trust, Series 2003-1
                  Chase Credit Card Master Trust, Series 2003-2
                  Chase Credit Card Master Trust, Series 2003-3
                  Chase Credit Card Master Trust, Series 2003-4
                  Chase Credit Card Master Trust, Series 2003-5
                  Chase Credit Card Master Trust, Series 2003-6
                  Chase Credit Card Master Trust, Series 2004-1
                  Chase Credit Card Master Trust, Series 2004-2
                   Chase Mortgage Finance Trust Series 2006-A1
                   Chase Mortgage Finance Trust Series 2006-S1
                   Chase Mortgage Finance Trust Series 2006-S2
                   Chase Mortgage Finance Trust Series 2006-S3
                   Chase Mortgage Finance Trust Series 2006-S4
                          ChaseFlex Trust Series 2006-1
                          ChaseFlex Trust Series 2006-2
                     Citigroup Mortgage Loan Trust 2006-CB3
                           CNH Equipment Trust 2006-A
                           CNH Equipment Trust 2006-B
             CWHEQ Revolving Home Equity Loan Trust, Series 2006- F
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-A
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-B
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-C
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-D
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-E
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-G
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-H
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-I
                        DaimlerChrysler Auto Trust 2006-A
            Ford Credit Floorplan Master Owner Trust A, Series 2006-3
            Ford Credit Floorplan Master Owner Trust A, Series 2006-4
                    GE Equipment Midticket LLC, Series 2006-1
                      GMACM Home Equity Loan Trust 2006-HE1
                      GMACM Home Equity Loan Trust 2006-HE2
                      GMACM Home Equity Loan Trust 2006-HE3
                      GMACM Home Equity Loan Trust 2006-HE4
                      GMACM Home Equity Loan Trust 2006-HE5
                        GMACM Home Loan Trust 2006-HLTV1
                       GMACM Mortgage Loan Trust 2006-AR2
                            GS Auto Loan Trust 2006-1
                          GSAA Home Equity Trust 2006-1
                         GSAA Home Equity Trust 2006-12
                          GSAA Home Equity Trust 2006-3
                          GSAA Home Equity Trust 2006-5
                          GSAA Home Equity Trust 2006-6
                          GSAA Home Equity Trust 2006-9
                         GSR Mortgage Loan Trust 2006-4F
                    Honda Auto Receivables 2006-1 Owner Trust
                     IXIS Real Estate Capital Trust 2006-HE1
                     IXIS Real Estate Capital Trust 2006-HE2
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE2
                 J.P. Morgan Mortgage Acquisition Corp. 2006-HE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-WMC1
                J.P. Morgan Mortgage Acquisition Trust 2006-ACC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-CH1
                 J.P. Morgan Mortgage Acquisition Trust 2006-CH2
                 J.P. Morgan Mortgage Acquisition Trust 2006-CW1
                 J.P. Morgan Mortgage Acquisition Trust 2006-HE2
                 J.P. Morgan Mortgage Acquisition Trust 2006-HE3
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC2
                 J.P. Morgan Mortgage Acquisition Trust 2006-RM1
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC2
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC3
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC4
                    Nationstar Home Equity Loan Trust 2006-B
               placeCityNewcastle Mortgage Securities Trust 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-2
                 NovaStar Mortgage Funding Trust, Series 2006-3
                NovaStar Mortgage Funding Trust, Series-2006-MTA1
                Origen Manufactured Housing Contract Trust 2006-A
                 Ownit Mortgage Loan Trust, Series 2006-1 Trust
                 Popular ABS Mortgage Pass-Through Trust 2006-A
                 Popular ABS Mortgage Pass-Through Trust 2006-B
                 Popular ABS Mortgage Pass-Through Trust 2006-C
                 Popular ABS Mortgage Pass-Through Trust 2006-D
                 Popular ABS Mortgage Pass-Through Trust 2006-E
                           RAAC Series 2006-SP1 Trust
                           RAAC Series 2006-SP2 Trust
                           RAAC Series 2006-SP3 Trust
                           RAMP Series 2006-RS1 Trust
                           RAMP Series 2006-RS2 Trust
                           RAMP Series 2006-RS3 Trust
                           RAMP Series 2006-RS4 Trust
                           RAMP Series 2006-RS5 Trust
                           RAMP Series 2006-RZ1 Trust
                           RAMP Series 2006-RZ2 Trust
                           RAMP Series 2006-RZ3 Trust
                           RAMP Series 2006-RZ4 Trust
                          RFMSII Series 2006-HSA1 Trust
                      The Home Equity Loan Trust 2006-HSA2
                      The Home Equity Loan Trust 2006-HSA3
                      The Home Equity Loan Trust 2006-HSA4
                      The Home Equity Loan Trust 2006-HSA5
                          The Home Loan Trust 2006-HI1
                          The Home Loan Trust 2006-HI2
                          The Home Loan Trust 2006-HI3
                          The Home Loan Trust 2006-HI4
                          USAA Auto Owner Trust 2006-1
                          USAA Auto Owner Trust 2006-2
--------------------------------------------------------------------------------

                                                                         EX-33.3

                                                                     Appendix I

                      MANAGEMENT'S ASSERTION OF COMPLIANCE

Management of the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other asset-backed securities issued on or after January 1, 2006 for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions sponsored or issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth Item 1122(d), except for the following criteria: 1122(d)(2)(iii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(vi), 1122(d)(4)(vii), 1122(d)(4)(viii), 1122(d)(4)(ix),
1122(d)(4)(x),    1122(d)(4)(xi),    1122(d)(4)(xii),    1122(d)(4)(xiii)    and
1122(d)(4)(xiv), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Management's interpretation of Applicable Servicing Criteria: The Company's management has determined that servicing criteria 1122(d)(1)(iii) is applicable only with respect to its continuing obligation to act as, or locate a, successor servicer under the circumstances referred to in certain governing documents. It is management's interpretation that Deutsche Bank Trust Company America has no other active back-up servicing responsibilities in regards to 1122(d)(1)(iii) as of and for the Period.

Third parties classified as vendors: With respect to servicing criteria 1122(d)(2)(i), 1122(d)(4)(i), and 1122(d)(4)(ii), management has engaged various vendors to perform the activities required by these servicing criteria. The Company's management has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for vendors and related criteria.

With respect to the Platform, the Company's management provides the following assertion of compliance with respect to the Applicable Servicing Criteria:

1. The Company's management is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company's management has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects, with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the management's assertion of compliance with the Applicable Servicing Criteria as of and for the Period.

                        DEUTSCHE BANK NATIONAL TRUST COMPANY

                        By: /s/ Gary R. Vaughan
                        ------------------------------------
                                Gary R. Vaughan
                                Its: Managing Director

                        By: /s/ David Co
                        ------------------------------------
                                David Co
                                Its: Director

                        By: /s/ Jose Sicilia
                        ------------------------------------
                                Jose Sicilia
                                Its: Managing Director

                        By: /s/ Kevin Fischer
                        ------------------------------------
                                Kevin Fischer
                                Its: Vice President

                        By: /s/ Robert Frier
                        ------------------------------------
                                Robert Frier
                                Its: Director


                        DEUTSCHE BANK TRUST COMPANY AMERICAS

                        By: /s/ Kevin C. Weeks
                        ------------------------------------
                                Kevin C. Weeks
                                Its: Managing Director

                        By: /s/ Jonna Kaufman
                        ------------------------------------
                                Jonna Kaufman
                                Its: Director

                                                                         EX-33.4

                                                                      Appendix I

           ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the 'Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period:  Twelve months ended  December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


                                       WELLS FARGO BANK, NATIONAL ASSOCIATION

                                       By:  /s/ Shari L. Gillund
                                            ----------------------
                                            Shari L. Gillund
                                      Its:  Senior Vice President

                                       Dated:  March 1, 2007

                                                                         EX-33.5


                                    JPMorgan

              Management's Report on Assessment of Compliance with
                          Applicable Servicing Criteria

     JPMorgan Chase Bank, National Association (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Title 17, Section 229.1122 (d) of the Code of Federal Regulations (the "CFR") as set forth in Appendix A hereto, which the Asserting Party has concluded are applicable to it in connection with its Master Servicing operations with respect to the transactions listed in Appendix B which comprise the Master Servicing platform as defined below, to the extent required by the related transaction agreements as to any transaction (such criteria, the "Applicable Servicing Criteria"). For the purpose of this assessment, the Asserting Party has defined its Master Servicing platform as all publicly offered asset-backed transactions backed by residential mortgages or home equity loans issued on or after January 1, 2006 where the Asserting Party is the master servicer (the "Platform").

     The Asserting Party (i) has used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

     PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform on our assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period.


JPMorgan Chase Bank, National Association, as Master Servicer

/s/ Kathleen McDonnell
-------------------------
By: Kathleen McDonnell, Vice President

Date: March 14, 2007



                   Appendix A - Applicable Servicing Criteria
              Management's Report on Assessment of Compliance with
                          Applicable Servicing Criteria
                    JPMorgan Chase Bank, National Association
                            Master Servicing Platform

----------------------------------------------------------------------------------  ------------------
                                                                                    Servicing Criteria
                                                                                    Applicable to
Reference         Criteria                                                          Asserting Party?
----------------------------------------------------------------------------------  ------------------
229.1122(d)(1)(i)       Policies and procedures are instituted to monitor any                Yes
                        performance or other triggers and events of default in
                        accordance with the transaction agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(1)(ii)      If any material servicing activities are outsourced to                No
                        third parties, policies and procedures are instituted to
                        monitor the third party's performance and compliance with
                        such servicing activities.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(1)(iii)     Any requirements in the transaction agreements to maintain            No
                        a back-up servicer for the mortgage loans are maintained.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(1)(iv)      A fidelity bond and errors and omissions policy is in                Yes
                        effect on the party participating in the servicing
                        function throughout the reporting period in the amount of
                        coverage required by and otherwise in accordance with the
                        terms of the transaction agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(2)(i)       Payments on pool assets are deposited into the                       Yes
                        appropriate custodial bank accounts and related bank
                        clearing accounts no more than two business days of
                        receipt, or such other number of days specified in the
                        transaction agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(2)(ii)      Disbursements made via wire transfer on behalf of an                 Yes
                        obligor or to an investor are made only by authorized
                        personnel.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(2)(iii)     Advances of funds or guarantees regarding collections,               Yes
                        cash flows or distributions, and any interest or other
                        fees charged for such advances, are made, reviewed and
                        approved as specified in the transaction agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(2)(iv)      The related accounts for the transaction, such as cash               Yes
                        reserve accounts or accounts established as a form of
                        over collateralization, are separately maintained (e.g.,
                        with respect to commingling of cash) as set forth in the
                        transaction agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(2)(v)       Each custodial account is maintained at a federally                  Yes
                        insured depository institution as set forth in the
                        transaction agreements. For purposes of this criterion,
                        "federally insured depository institution" with respect to a foreign financial institution means a foreign financial
                        institution that meets the requirements of Rule
                        13k-1(b)(1) of the Securities Exchange Act.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(2)(vi)      Unissued checks are safeguarded so as to prevent                      No
                        unauthorized access.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(2)(vii)     Reconciliations are prepared on a monthly basis for all              Yes
                        asset-backed securities related bank accounts, including
                        custodial accounts and related bank clearing accounts.
                        These reconciliations are (A) mathematically accurate; (B)
                        prepared within 30 calendar days after the bank statement
                        cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by
                        someone other than the person who prepared the
                        reconciliation; and (D) contain explanations for
                        reconciling items. These reconciling items are resolved
                        within 90 calendar days of their original identification,
                        or such other number of days specified in the transaction
                        agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(3)(i)       Reports to investors, including those to be filed with the           Yes
                        Commission, are maintained in accordance with the
                        transaction agreements and applicable Commission
                        requirements. Specifically, such reports (A) are prepared
                        in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information
                        calculated in accordance with the terms specified in the
                        transaction agreements; (C) are filed with the Commission
                        as required by its rules and regulations; and (D) agree
                        with investors' or the trustee's records as to the total
                        unpaid principal balance and number of mortgage loans
                        serviced by the Servicer.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(3)(ii)      Amounts due to investors are allocated and remitted in               Yes
                        accordance with timeframes, distribution priority and
                        other terms set forth in the transaction agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(3)(iii)     Disbursements made to an investor are posted within two              Yes
                        business days to the Servicer's investor records, or such
                        other number of days specified in the transaction
                        agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(3)(iv)      Amounts remitted to investors per the investor reports               Yes
                        agree with cancelled checks, or other form of payment, or
                        custodial bank statements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(i)       Collateral or security on mortgage loans is maintained as             No
                        required by the transaction agreements or related mortgage loan documents.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(ii)      Mortgage loan and related documents are safeguarded as                No
                        required by the transaction agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(iii)     Any additions, removals or substitutions to the asset pool            No
                        are made, reviewed and approved in accordance with any
                        conditions or requirements in the transaction agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(iv)      Payments on mortgage loans, including any payoffs, made in            No
                        accordance with the related mortgage loan documents are
                        posted to the Servicer's obligor records maintained no
                        more than two business days after receipt, or such other
                        number of days specified in the transaction agreements,
                        and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan
                        documents.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(v)       The Servicer's records regarding the mortgage loans agree             No
                        with the Servicer's records with respect to an obligor's
                        unpaid principal balance.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(vi)      Changes with respect to the terms or status of an                     No
                        obligor's mortgage loans (e.g., loan modifications or
                        re-agings) are made, reviewed and approved by authorized
                        personnel in accordance with the transaction agreements
                        and related pool asset documents.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(vii)     Loss mitigation or recovery actions (e.g., forbearance               Yes
                        plans, modifications and deeds in lieu of foreclosure,
                        foreclosures and repossessions, as applicable) are
                        initiated, conducted and concluded in accordance with the
                        timeframes or other requirements established by the
                        transaction agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(viii)    Records documenting collection efforts are maintained                 No
                        during the period a mortgage loan is delinquent in
                        accordance with the transaction agreements. Such records
                        are maintained on at least a monthly basis, or such other
                        period specified in the transaction agreements, and
                        describe the entity's activities in monitoring delinquent
                        mortgage loans including, for example, phone calls,
                        letters and payment rescheduling plans in cases where
                        delinquency is deemed temporary (e.g., illness or
                        unemployment).
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(ix)      Adjustments to interest rates or rates of return for                  No
                        mortgage loans with variable rates are computed based on
                        the related mortgage loan documents.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(x)       Regarding any funds held in trust for an obligor (such as             No
                        escrow accounts): (A) such funds are analyzed, in
                        accordance with the obligor's mortgage loan documents, on
                        at least an annual basis, or such other period specified
                        in the transaction agreements; (B) interest on such funds
                        is paid, or credited, to obligors in accordance with
                        applicable mortgage loan documents and state laws; and (C)
                        such funds are returned to the obligor within 30 calendar
                        days of full repayment of the related mortgage loans, or
                        such other number of days specified in the transaction
                        agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(xi)      Payments made on behalf of an obligor (such as tax or                 No
                        insurance payments) are made on or before the related
                        penalty or expiration dates, as indicated on the
                        appropriate bills or notices for such payments, provided
                        that such support has been received by the servicer at
                        least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(xii)     Any late payment penalties in connection with any payment             No
                        to be made on behalf of an obligor are paid from the
                        servicer's funds and not charged to the obligor, unless
                        the late payment was due to the obligor's error or
                        omission.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(xiii)    Disbursements made on behalf of an obligor are posted                 No
                        within two business days to the obligor's records
                        maintained by the servicer, or such other number of days
                        specified in the transaction agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(xiv)     Delinquencies, charge-offs and uncollectible accounts are            Yes
                        recognized and recorded in accordance with the transaction agreements.
----------------------------------------------------------------------------------  ------------------
229.1122(d)(4)(xv)      Any external enhancement or other support, identified in              No
                        Item 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.
----------------------------------------------------------------------------------  ------------------


                        Appendix B - List of Transactions
              Management's Report on Assessment of Compliance with
                          Applicable Servicing Criteria
                   JPMorgan Chase Bank, National Association
                           Master Servicing Platform
                                ----------------
                    IXIS Real Estate Capital Trust 2006-HE1
                         GSAA Home Equity Trust 2006-1
                         GSAA Home Equity Trust 2006-3
                         GSAA Home Equity Trust 2006-5
                         GSAA Home Equity Trust 2006-6
                         GSAA Home Equity Trust 2006-9
                         GSAA Home Equity Trust 2006-12
                        GSR Mortgage Loan Trust 2006-4F
                    IXIS Real Estate Capital Trust 2006-HE2
                                ----------------

                                                                         EX-33.6


Countrywide Home Loans
2900 Madera Road
Simi Valley, California 93065-6298
(805) 955-1000

           ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

     Countrywide Financial Corporation and certain of its subsidiaries, including its direct and indirect wholly-owned subsidiaries, Countrywide Home Loans, Inc. (CHL), Countrywide Tax Services Corporation, Newport Management Corporation, and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL (collectively the "Company") provides this platform-level assessment, for which Countrywide Financial Corporation and such subsidiaries participated in servicing functions, as such term is described under Title 17,
Section 229.1122 of the Code of Federal Regulations ("Item 1122 of Regulation AB"), of compliance in respect of the following Applicable Servicing Criteria specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission in regard to the following servicing platform for the following period:

     Platform: publicly-issued (i.e., registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended) residential mortgage-backed securities (securities collateralized by residential mortgage loans, including prime, alternative loan products, sub-prime, HELOC and closed seconds) issued on or after January 1, 2006 for which the Company provides cash collection and administration, investor remittances and reporting (except for those activities relating to trustee and paying agent services), and pool asset administration (except for those activities relating to custodial operations of pool assets and related documents), collectively "Servicing Functions" and for which the related issuer has a fiscal year end of December 31, 2006. The platform excludes any transactions issued by any government sponsored enterprise for which the Company provides Servicing Functions.

     Period: as of and for the year ended  December  31, 2006.

     Applicable Servicing Criteria: all servicing criteria set forth in Item 1122(d), to the extent required in the related agreements, except for the following paragraphs: 1122(d)(1)(iii), 1122(d)(3)(i)(B), only as it relates to information other than that contained in the monthly remittance report delivered by the servicer to the master servicer, trustee, and/or bond administrator, 1122(d)(3)(i)(D), only as it relates to the agreeing with investors' records as to the total unpaid principal balance and number of pool assets serviced by the servicer, 1122(d)(3)(ii), only as it relates to amounts other than amounts remitted by the servicer to the master servicer, trustee, and/or bond administrator, 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i) and 1122 (d)(4)(ii), only as 1122(d)(4)(i) and 1122(d)(4)(ii)
     relate to the custodial operations of the pool assets and related documents (collateral file) by the document custodian responsible for such functions for the related transaction, and 1122(d)(4)(xv), only as it relates to Item 1115 of Regulation AB (derivative transactions).

     With respect to the Platform and the Period, the Company provides the following assessment of compliance in respect of the Applicable Servicing
Criteria:

     1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

     2. The Company has assessed compliance with the Applicable Servicing Criteria.

     3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria.

     KPMG LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance.


                COUNTRYWIDE FINANCIAL CORPORATION

                By:    /s/ Steve Bailey
                       -----------------------------------------------------
                Its: Senior Managing Director and Chief Executive Officer, Loan Administration

                Dated: February 28, 2007


                By:    /s/ Kevin Meyers
                       -----------------------------------------------------
                Its: Managing Director and Chief Financial Officer, Countrywide Home Loans, Inc. Loan Administration

                Dated: February 28, 2007


                                   Schedule A
                                 --------------

                       Material Instances of Noncompliance

No material instances of noncompliance: the Company has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006.

                                                                         EX-33.7


                       GreenPoint Mortgage Funding, Inc.
      Certification Regarding Compliance with Applicable Servicing Criteria

1. GreenPoint Mortgage Funding, Inc, ("GreenPoint") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the 12-month period ending December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include asset-backed securities transactions for which GreenPoint acted as servicer involving residential mortgage loans (the "Platform");

2. GreenPoint has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities, and GreenPoint elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors' activities as set forth in Appendix A hereto;

3. Except as set forth in paragraph 4 below, GreenPoint used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to GreenPoint based on the activities it performs, directly or through its Vendors, with respect to the Platform;

5. GreenPoint has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole, except as described on Appendix B hereto;

6. GreenPoint has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

7. GreenPoint has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole; and

8. Ernst & Young, a registered public accounting firm, has issued an attestation report on GreenPoint's assessment of compliance with the applicable servicing criteria for the Reporting Period.


February 28, 2007
                                GreenPoint Mortgage Funding, Inc.

                                By: /s/ Michael De Francesco
                                    -----------------------------
                                Name:   Michael De Francesco
                                Title:  Senior Vice President,
                                        Loan Administration


                                                           APPENDIX A

-----------------------------------------------------------------  --------------------------------------------  ------------------
                                                                                APPLICABLE SERVICING                 INAPPLICABLE
                             SERVICING CRITERIA                                        CRITERIA                  SERVICING CRITERIA*
-----------------------------------------------------------------  --------------------------------------------  ------------------
                                                                   Performed Directly   Performed by Vendor(s)
                                                                   by GreenPoint        for which GreenPoint is
Reference                         Criteria                                               the responsible party
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                      General Servicing Considerations
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  Policies and procedures are instituted to
                  monitor any performance or other triggers and
                  events of default in accordance with the
1122(d)(1)(i)     transaction agreements.                                   X
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  If any material servicing activities are
                  outsourced to third parties, policies and
                  procedures are instituted to monitor the third
                  party's performance and compliance with such
1122(d)(1)(ii)    servicing activities.                                     X
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  Any requirements in the transaction agreements
                  to maintain a back-up servicer for the mortgage
1122(d)(1)(iii)   loans are maintained.                                                                                   X
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  A fidelity bond and errors and omissions policy
                  is in effect on the party participating in the
                  servicing function throughout the reporting
                  period in the amount of coverage required by and
                  otherwise in accordance with the terms of the
1122(d)(1)(iv)    transaction agreements.                                   X
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                         Cash Collection and Administration
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  Payments on mortgage loans are deposited into
                  the appropriate custodial bank accounts and
                  related bank clearing accounts no more than two
                  business days following receipt, or such other
                  number of days specified in the transaction
1122(d)(2)(i)     agreements.                                               X                    X(1)
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  Disbursements made via wire transfer on behalf
                  of an obligor or to an investor are made only by
1122(d)(2)(ii)    authorized personnel.                                     X
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  Advances of funds or guarantees regarding
                  collections, cash flows or distributions, and
                  any interest or other fees charged for such
                  advances, are made, reviewed and approved as
1122(d)(2)(iii)   specified in the transaction agreements.                  X
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  The related accounts for the transaction, such
                  as cash reserve accounts or accounts established
                  as a form of overcollateralization, are
                  separately maintained (e.g., with respect to
                  commingling of cash) as set forth in the
1122(d)(2)(iv)    transaction agreements.                                   X
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  Each custodial account is maintained at a
                  federally insured depository institution as set
                  forth in the transaction agreements. For
                  purposes of this criterion, "federally insured
                  depository institution" with respect to a
                  foreign financial institution means a foreign
                  financial institution that meets the
                  requirements of Rule 13k-1(b)(1) of the
1122(d)(2)(v)     Securities Exchange Act.                                  X
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  Unissued checks are safeguarded so as to prevent
1122(d)(2)(vi)    unauthorized access.                                      X
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  Reconciliations are prepared on a monthly basis
                  for all asset-backed securities related bank
                  accounts, including custodial accounts and
                  related bank clearing accounts. These
                  reconciliations are (A) mathematically accurate;
                  (B) prepared within 30 calendar days after the
                  bank statement cutoff date, or such other number
                  of days specified in the transaction agreements;
                  (C) reviewed and approved by someone other than
                  the person who prepared the reconciliation; and
                  (D) contain explanations for reconciling items.
                  These reconciling items are resolved within 90
                  calendar days of their original identification,
                  or such other number of days specified in the
1122(d)(2)(vii)   transaction agreements.                                   X
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                         Investor Remittances and Reporting
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  Reports to investors, including those to be
                  filed with the Commission, are maintained in
                  accordance with the transaction agreements and
                  applicable Commission requirements.
                  Specifically, such reports (A) are prepared in
                  accordance with timeframes and other terms set
                  forth in the transaction agreements; (B) provide
                  information calculated in accordance with the
                  terms specified in the transaction agreements;
                  (C) are filed with the Commission as required by
                  its rules and regulations; and (D) agree with
                  investors' or the trustee's records as to the
                  total unpaid principal balance and number of
1122(d)(3)(i)     mortgage loans serviced by the Servicer.                  X
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  Amounts due to investors are allocated and
                  remitted in accordance with timeframes,
                  distribution priority and other terms set forth
1122(d)(3)(ii)    in the transaction agreements.                            X
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  Disbursements made to an investor are posted
                  within two business days to the Servicer's
                  investor records, or such other number of days
1122(d)(3)(iii)   specified in the transaction agreements.                  X
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  Amounts remitted to investors per the investor
                  reports agree with cancelled checks, or other
1122(d)(3)(iv)    form of payment, or custodial bank statements.            X
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                              Pool Asset Administration
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  Collateral or security on mortgage loans is
                  maintained as required by the transaction
1122(d)(4)(i)     agreements or related mortgage loan documents.                                                          X
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  Mortgage loan and related documents are
                  safeguarded as required by the transaction
1122(d)(4)(ii)    agreements.                                               X
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  Any additions, removals or substitutions to the
                  asset pool are made, reviewed and approved in
                  accordance with any conditions or requirements
1122(d)(4)(iii)   in the transaction agreements.                            X
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  Payments on mortgage loans, including any
                  payoffs, made in accordance with the related
                  mortgage loan documents are posted to the
                  Servicer's obligor records maintained no more
                  than two business days after receipt, or such
                  other number of days specified in the
                  transaction agreements, and allocated to
                  principal, interest or other items (e.g.,
                  escrow) in accordance with the related mortgage
1122(d)(4)(iv)    loan documents.                                           X                    X(1)
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  The Servicer's records regarding the mortgage
                  loans agree with the Servicer's records with
1122(d)(4)(v)     respect to an obligor's unpaid principal balance.         X
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  Changes with respect to the terms or status of
                  an obligor's mortgage loans (e.g., loan
                  modifications or re-agings) are made, reviewed
                  and approved by authorized personnel in
                  accordance with the transaction agreements and
1122(d)(4)(vi)    related pool asset documents.                             X
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  Loss mitigation or recovery actions (e.g.,
                  forbearance plans, modifications and deeds in
                  lieu of foreclosure, foreclosures and
                  repossessions, as applicable) are initiated,
                  conducted and concluded in accordance with the
                  timeframes or other requirements established by
1122(d)(4)(vii)   the transaction agreements.                               X
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  Records documenting collection efforts are
                  maintained during the period a mortgage loan is
                  delinquent in accordance with the transaction
                  agreements. Such records are maintained on at
                  least a monthly basis, or such other period
                  specified in the transaction agreements, and
                  describe the entity's activities in monitoring
                  delinquent mortgage loans including, for
                  example, phone calls, letters and payment
                  rescheduling plans in cases where delinquency is
1122(d)(4)(viii)  deemed temporary (e.g., illness or unemployment).         X
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  Adjustments to interest rates or rates of return
                  for mortgage loans with variable rates are
                  computed based on the related mortgage loan
1122(d)(4)(ix)    documents.                                                X
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  Regarding any funds held in trust for an obligor
                  (such as escrow accounts): (A) such funds are
                  analyzed, in accordance with the obligor's
                  mortgage loan documents, on at least an annual
                  basis, or such other period specified in the
                  transaction agreements; (B) interest on such
                  funds is paid, or credited, to obligors in
                  accordance with applicable mortgage loan
                  documents and state laws; and (C) such funds are
                  returned to the obligor within 30 calendar days
                  of full repayment of the related mortgage loans,
                  or such other number of days specified in the
1122(d)(4)(x)     transaction agreements.                                   X
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  Payments made on behalf of an obligor (such as
                  tax or insurance payments) are made on or before
                  the related penalty or expiration dates, as
                  indicated on the appropriate bills or notices
                  for such payments, provided that such support
                  has been received by the servicer at least 30
                  calendar days prior to these dates, or such
                  other number of days specified in the
1122(d)(4)(xi)    transaction agreements.                                                         X(2)
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  Any late payment penalties in connection with
                  any payment to be made on behalf of an obligor
                  are paid from the servicer's funds and not
                  charged to the obligor, unless the late payment
1122(d)(4)(xii)   was due to the obligor's error or omission.                                     X(2)
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  Disbursements made on behalf of an obligor are
                  posted within two business days to the obligor's
                  records maintained by the servicer, or such
                  other number of days specified in the
1122(d)(4)(xiii)  transaction agreements.                                   X
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  Delinquencies, charge-offs and uncollectible
                  accounts are recognized and recorded in
1122(d)(4)(xiv)   accordance with the transaction agreements.               X
-----------------------------------------------------------------  -------------------  -----------------------  ------------------
                  Any external enhancement or other support,
                  identified in Item 1114(a)(1) through (3) or
                  Item 1115 of Regulation AB, is maintained as set
1122(d)(4)(xv)    forth in the transaction agreements.                                                                    X
-----------------------------------------------------------------  -------------------  -----------------------  ------------------

(1)  The servicer has elected to take responsibility for assessing compliance with such servicing criteria as permitted by the
     Interpretation 17.06 of the SEC Division of Finance telephone interpretation with respect to the initial processing of cash receipts at the lockbox.
(2)  The servicer will obtain an assertion of management and an accompanying 1122 attestation report from the vendor performing such activities.


                                   APPENDIX B*

1. GreenPoint has identified the following noncompliance with servicing criteria 1122(d)(1)(i), 1122(d)(2)(iv), and 1122(d)(3)(ii) applicable to the Platform during the year ended December 31, 2006 as follows:

1122(d)(1)(i) - GreenPoint did not institute policies and procedures to monitor performance or other triggers and events of defaults in accordance with the transaction agreements.

1122(d)(2)(iv) - GreenPoint did not establish separate P&I and T&I accounts for certain securitizations which allowed funds to be commingled in various custodial accounts.

1122(d)(3)(ii) - In certain situations where GreenPoint has received mortgage insurance proceeds prior to the liquidation of the related properties, the mortgage insurance proceeds were not remitted at the time of the next regularly scheduled remittance date as required by the transaction agreements, but instead remained in the related custodial account and were remitted at the time the REO liquidation proceeds were remitted to the Master Servicer.


2. GreenPoint has implemented the following remediation procedures:

1122(d)(1)(i) - GreenPoint has active monitoring of the entire portfolio and at investor levels but not at the securitization transaction level. GreenPoint will establish policies and procedures to monitor performance or other triggers and events of default in accordance with the transaction agreements.

1122(d)(2)(iv) - GreenPoint has separated the commingled funds and established proper custodial and escrow accounts and improved the oversight of establishing such accounts as required by the related agreements.

1122(d)(3)(ii) - GreenPoint is modifying applicable agreements to clarify that such mortgage insurance proceeds may be remitted at the time of the remittance of the REO liquidation proceeds or modifying its remittance practice to remit the mortgage insurance proceeds during the next regularly schedule remittance where required.


*     Accountants' attestation report covers only paragraph 1 of this Appendix B

                                                                        EX-33.8

                                   National City Mortgage Co.
                                   A Subsidiary of National City Bank of Indiana 3232 Newmark Drive . Miamisburg, Ohio 45342
                                   Telephone: (937) 910-1200

                                   Mailing Address:
                                   P.O. Box 1820
                                   Dayton, Ohio 45401-1820


           Management's Assertion on Compliance with Regulation AB Criteria

National City Mortgage Co. (the "Asserting Party") is responsible for assessing compliance, as of and for the year ended December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Item 1122(d) of Regulation AB, excluding the criteria set forth in item 1122(d)(1)(iii), 1122(d)(3)(i)(C) and 1122(d)(4)(ii)(xv) which the Asserting Party has concluded are not applicable to the activities it performs, either directly or through its Vendors, with respect to the residential mortgage-backed securities transactions covered by this report (such criteria, the "Applicable Servicing Criteria"). The transactions covered by this report include the residential mortgage-backed securities that were completed on or after January 1, 2006 that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"), as listed on Appendix A.

The Asserting Party has engaged certain vendors ("Vendors") to perform specific, limited or scripted activities as of and for the year ended December 31, 2006. The Asserting Party has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each Vendor. The Asserting Party is responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the Vendors and related criteria. The Asserting Party elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors for servicing criteria 1122(d)(4)(xi) and 1122(d)(4)(xii).

The Asserting Party has obtained an assertion of management and accompanying 1122 attestation report from the Vendor performing servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv).

The Asserting Party has assessed compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that it has complied, in all material respects, with the Applicable Servicing Criteria during the Reporting Period with respect to the Platform taken as a whole, except as noted below:

There were 29 possible instances where the Asserting Party did not prepare default loan data reports for the master servicer within the timeframes set forth in the transaction agreements as required in section 1122(d)(3)(i)(A). All other loan level reports were completed as required.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report for the Platform on the Asserting Party's assessment of compliance with the Applicable Servicing Criteria as of and for the Reporting Period as set forth in this assertion.

National City Mortgage Co., as Servicer

By: /s/ T. Jackson Case, Jr.           Date:  March 14, 2007
    -------------------------
Name:   T. Jackson Case, Jr.
Title:  Executive  Vice President


                                   Appendix A
                                 -------------
Deal Name
ARMT 2006-2
BAFC 2006-1
BAFC 2006-2
BAFC 2006-3
BAFC 2006-4
BAFC 2006-5
BAFC 2006-A
BAFC 2006-I
Bayview 2006-C
BSABS 2006-AC3
BSABS 2006-AC5
CMLTI 2006-4
CMLTI 2006-AR3
CMLTI 2006-AR5
CSMC 2006-3
DBALT 2006-AB2
DBALT 2006-AB4
DBALT 2006-AF1
DBALT 2006-AR1
DBALT 2006-AR5
GSAA 2006-11
GSAA 2006-12
GSAA 2006-14
GSAA 2006-16
GSAA 2006-3
GSAA 2006-5
GSAA 2006-9
GSAA 2006-20
GSR 2006-AR1
GSR 2006-8F
GSR 2006-9F
GSR 2006-AR2
JPALT 2006-S4
JPMMT 2006-S1
JPMMT 2006-S3
JPMMT 2006-S4
LMT 2006-6
LMT 2006-7
LMT 2006-20
MASTR 2006-1
MASTR 2006-3
MLMI 2006-A3
MLMI 2006-A4
MLMI 2006-F1
PRIME 2006-1
PRIME 2006-CL1
RESI 2006-B
RALI 2006-QA4
RALI 2006-AQ5
RALI 2006-AQ11
RALI 2006-QS1
RALI 2006-QS2
RALI 2006-QS3
RALI 2006-QS4
RALI 2006-QS5
RALI 2006-QS6
RALI 2006-QS7
RALI 2006-QS8
RALI 2006-QS10
RALI 2006-QS11
RALI 2006-QS12
RALI 2006-QS13
RALI 2006-QS16
RALI 2006-QS17
RALI 2006-QS18
RAMP 2006-RS5
RAMP 2006-RZ3
RFMSI 2006-S10
RFMSI 2006-S11
RFMSI 2006-S12
SAMI 2006-AR3
WMLT 2006-A
WMLT 2006-ALT1

                                                                        EX-33.9

    Report on Assessment of Compliance with Regulation AB Servicing Criteria

1. Pursuant to Subpart 229.1100 - Asset Backed Securities, 17 C.F.R. 229.1100-229.1123 ("Regulation AB"), Regulus Group LLC, for itself and its wholly-owned subsidiaries (individually and collectively "Regulus"), is responsible for assessing its compliance with the servicing criteria applicable to the remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and who have requested confirmation of Regulus' compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the "Platform"). Remittance processing is a service whereby check payments that are remitted by mail to a post office box are collected, processed through a highly automated data capture system, and prepared for deposit to a bank account held by the beneficiary of the payment.

2. The servicing criteria set forth in Item 1122(d) of Regulation AB were used in Regulus' assessment of compliance. Regulus has concluded that the servicing criteria set forth in Items 1122(d)(2)(i) and 1122(d)(4)(iv) of Regulation AB are applicable to the servicing activities it performs with respect to the Platform (such criteria the "Applicable Servicing
     Criteria"). Regulus has concluded that the remainder of the servicing criteria set forth in Item 1122(d) of Regulation AB are inapplicable to the activities it performs with respect to the Platform because Regulus does not participate in the servicing activities referenced by such servicing criteria.

3. As of and for the year ending December 31, 2006, Regulus has complied in all material respects with the Applicable Servicing Criteria set forth in
     Item 1122(d) of Regulation AB.

/s/ Kimberlee Clark
-------------------
Chief Financial Officer

February 22, 2007

                                                                        EX-33.10


PHH Mortgage
3000 Leadenhall Road
Mt. Laurel, NJ 08054


             REPORT ON ASSESSMENT OF COMPLIANCE WITH REGULATION AB
                              SERVICING CRITERIA

PHH Mortgage Corporation (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), except for criteria set forth in Section 229.1122(d)(3)(i)(c), (d)(4)(ii),
(d)(4)(xv) and (d)(1))(iii) of the CFR, which the Asserting Party has concluded are not applicable to the servicing activities it performs with respect to the transactions covered by this report (the "Applicable Servicing Criteria"). The criteria set forth in Section 229.1122 (d)(4)(vii) and (d)(4)(xi) of the CPR are performed by outsource providers on behalf of the Asserting Party; however, the Asserting Party has monitored the outsourcing of these criteria and assumes responsibility for compliance. The transactions covered by this report include all non-agency loan sale agreements executed after January 1, 2006 as well as all re-securitization transactions after January 1, 2006 for which the Asserting Party served as servicer (the "Platform").

The Asserting Party has assessed its compliance with the Servicing Criteria as of December 31, 2006 and for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Servicing Criteria with respect to the Platform taken as a whole except for as discussed below:


Standard            Description

1122(d)(l)(i)       The  Asserting   Party  has  not  instituted   policies  and
                    procedures to specifically monitor performance or other triggers or events of default stated in the transaction agreements

1122(d)(1)(iv)      During  the  months  of July,  August,  and  September,  the
                    Company's minimum coverage requirement exceeded its $160 million fidelity bond by amounts ranging up to approximately
                    $1.3 million. Effective September 27, 2006, the Company's fidelity bond was increased to $170 million.

1122(d)(3)(i)(A)    The  Asserting  Party did not maintain or provide one of the
                    required   monthly   reports   stated  in  the   transaction
                    agreements during the year

1122(d)(3)(i)(D)    The Asserting Party did not perform  procedures to agree the unpaid principal balance and number of loans serviced by the Asserting Party with that of the investor and trustees

Deloitte & Touche, an independent public accounting firm, has issued an attestation report on the assessment of compliance with the Servicing Criteria for the Reporting Period as set forth in this assertion.


PHH Mortgage Corporation

Date:  February 28, 2007

/s/ Terence W. Edwards
-----------------------------
Terence W. Edwards
President and Chief Executive Officer


/s/ Mark Danahy
-----------------------------
Mark Danahy
Senior Vice President and Chief Financial Officer


/s/ Martin L. Foster
-----------------------------
Martin L. Foster
Senior Vice President - Loan Servicing

                                                                         EX-34.1



ERNEST & YOUNG          Ernest & Young LLP              Phone: (212) 772-3000
                        5 Times Square                  www.ey.com
                        New York, New York 19936-6530


             Report of Independent Registered Public Accounting Firm


Board of Directors
The Bank of New York

We have examined management's assertion, included in the accompanying Management's Report on Assertion of Compliance with Applicable Servicing Criteria that The Bank of New York and The Bank of New York Trust Company, N.A., (collectively, the "Company"), complied with the servicing criteria set forth in
Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the publicly issued (i.e. transaction-level reporting initially required under the Securities and Exchange Act of 1934, as amended) residential mortgage-backed securities and other mortgage-related asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006) for which the Company provides trustee, securities administration, paying agent, or custodial services (the "Platform") as of and for the year ended December 31, 2006 except for criteria 1122(d)(1)(ii)-(iv), and 1122(d)(4)(iv)-(xiii), which the Company has determined are not applicable to the activities performed by them with respect to the servicing Platform covered by this report. The Platform includes like-kind transactions for which the Company provided trustee, securities administration, paying agent or custodial services as a result of the Company's acquisition as of October 1, 2006 of portions of JPMorgan Chase Bank, N.A.'s corporate trust business, including structured finance agency and trust transactions. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria and as permitted by the Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone
Interpretations ("Interpretation 17.06"). Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as applicable, as of and for the year ended December 31, 2006 for the Platform, is fairly stated, in all material respects.


/s/ Ernst & Young LLP
---------------------
March 1, 2007

                                                                         EX-34.2

                                                   PricewaterhouseCoopers LLP
                                                   PricewaterhouseCoopers Center
                                                   300 Madison Avenue
                                                   New York NY  10017
                                                   Telephone (646)471-3000
                                                   Facsimile (813)286-6000

             Report of Independent Registered Public Accounting Firm

To the Board of Directors of JPMorgan Chase Bank, National Association

We have examined  JPMorgan Chase Bank,  National  Association's  (the "Company")
compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB as of September 30, 2006 and for the period from January 1, 2006 to September 30, 2006 (the "Reporting Period") for the asset-backed securities transactions backed by residential mortgages, home equity loans, auto loans, credit card receivables, dealer floor plans, retail installment contracts and manufactured housing contracts that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were outstanding during the Reporting Period (the "Platform") described in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, excluding criteria 1122(d)(1)(ii)-(iv), 1122(d)(2)(iii), 1122(d)(2)(vi), 1122(d)(4)(i)-(ii), and 1122(d)(4)(iv)-(xiv), which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Appendix A to management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset- backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following material noncompliance with the servicing criteria set forth in Items 1122(d)(3)(i) and 1122(d)(3)(ii) of Regulation AB applicable to the Company during the period from January 1, 2006 to September 30, 2006. Certain monthly investor reports omitted information required by the transaction agreements and/or contained errors in the information presented and certain monthly investor distributions contained errors as to the amounts due to certain investors.

In our opinion, except for the material noncompliance described in the preceding paragraph, JPMorgan Chase Bank, National Association complied with the aforementioned applicable servicing criteria as of and for the period ended September 30, 2006 for the Platform, in all material respects.


/s/ PricewaterhouseCoopers LLP
-------------------------------
New York, New York
March 14, 2007

                                                   PricewaterhouseCoopers LLP
                                                   PricewaterhouseCoopers Center
                                                   300 Madison Avenue
                                                   New York NY  10017
                                                   Telephone (646)471-3000
                                                   Facsimile (813)286-6000

             Report of Independent Registered Public Accounting Firm

To the Board of Directors of JPMorgan Chase Bank, National Association

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, that JPMorgan Chase Bank, National Association (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB as of December 31, 2006 and for the period from October 1, 2006 to December 31, 2006 (the "Reporting Period") for the asset-backed securities transactions backed by residential mortgages, home equity loans, auto loans, credit cards, dealer floor plans, retail installment contracts and manufactured housing contacts, that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were outstanding during the Reporting Period (the "Platform"), excluding criteria 1122(d)(1)(i)-(iv), 1122(d)(2)(i)-(vi), 1122(d)(3)(i)-(iv) and 1122(d)(4)(i)-(xv), which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Appendix A to the management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset- backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the JPMorgan Chase Bank, National Association complied with the aforementioned applicable servicing criteria as of and for the period ended December 31, 2006 for the Platform is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP
-------------------------------
New York, New York
March 12, 2007

                                                                         EX-34.3



KPMG LLP
303 East Wacker Drive
Chicago, IL  60601-5212


        Report of Independent Registered Public Accounting Firm

Board of Directors
The Trust & Securities Services department of Deutsche Bank National Trust
        Company and Deutsche Bank Company Americas:

We have examined management's assertion, included in the accompanying Appendix I, that the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other asset-backed securities issued on or after January 1, 2006, for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions, sponsored or issued by any government sponsored entity (the Platform), except for the servicing criteria 1122(d)(2)(iii),
1122(d)(4)(iv),       1122(d)(4)(v),      1122(d)(4)(vi),       1122(d)(4)(vii),
1122(d)(4)(viii),       1122(d)(4)(ix),      1122(d)(4)(x),      1122(d)(4)(xi),
1122(d)(4)(xii),  1122(d)(4)(xiii)  and  1122(d)(4)(xiv),  which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion included in the accompanying Appendix I, for servicing criteria 1122(d)(2)(i), 1122(d)(4)(i) and 1122(d)(4)(ii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria 1122(d)(2)(i), 1122(d)(4)(i) and 1122(d)(4)(ii) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the twelve months ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP
-----------------
Chicago, Illinois
February 28, 2007

                                                                         EX-34.4

            Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (placecountry-regionUnited States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LP
------------

Chicago,  Illinois
March 1, 2007

                                                                         EX-34.5


                                                      PricewaterhouseCoopers LLP
                                                              300 Madison Avenue
                                                               New York NY 10017
                                                        Telephone (646) 471-3000
                                                                     www.pwc.com

             Report of Independent Registered Public Accounting Firm


To the Stockholder of JPMorgan Chase Bank, National Association:


We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria (the "Compliance Statement"), that JPMorgan Chase Bank, National Association (the "Company") complied with the servicing criteria set forth in
Item 1122(d) of the Securities and Exchange Commission's Regulation AB, as of and for the year ended December 31, 2006 (the "Reporting Period"), for all publicly offered residential mortgage and home equity mortgage asset-backed securities issued on or after January 1, 2006 through December 31, 2006 (the "Platform"), excluding criteria set forth in Appendix A to the Compliance Statement, which the Company has determined are not applicable to the activities performed by it with respect to the Platform. Appendix B to management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for all publicly offered residential mortgage and home equity mortgage asset-backed securities issued on or after January 1, 2006 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP
------------------------------
March 14, 2007

                                                                         EX-34.6

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568

             Report of Independent Registered Public Accounting Firm

The Board of Directors
Countrywide Financial Corporation:

We have examined management's assessment, included in the accompanying Assessment of Compliance with Applicable Servicing Criteria, that Countrywide Financial Corporation and certain of its subsidiaries, including its direct and indirect wholly owned subsidiaries, Countrywide Home Loans (CHL), Countrywide Tax Services Corporation, Newport Management Corporation, and Countrywide Home Loans Servicing, L.P., a wholly owned subsidiary of CHL (collectively the Company) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly issued residential mortgage-backed securities (securities collateralized by residential mortgage loans, including prime, alternative loan products, subprime, HELOC, and closed seconds) issued on or after January 1, 2006, for which the Company provides cash collection and administration, investor remittances, and reporting (except for those activities relating to trustee and paying agent services), and pool asset administration (except for those activities relating to custodial operations of pool assets and related documents), collectively "Servicing
Functions", excluding any transactions issued by any government sponsored enterprise for which the Company provides Servicing Functions (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(3)(i)(B), only as it relates to information other than that contained in the monthly remittance report delivered by the servicer to the master servicer, trustee, and/or bond administrator, and 1122(d)(3)(i)(D), only as it relates to the agreeing with investors' records as to the total unpaid principal balance and number of pool assets serviced by the servicer, 1122(d)(3)(ii), only as it relates to amounts other than amounts remitted by the servicer to the master services, trustee, and/or bond administrator, 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i), and
1122(d)(4)(ii), only as 1122(d)(4)(i) and 1122(d)(4)(ii) relate to the custodial operations of the pool assets and related documents (collateral file) by the document custodian responsible for such functions for the related transaction and 1122(d)(4)(xv), only as it relates to Item 1115 of Regulation AB (derivative transactions), as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated in all material respects.

/s/ KPMG LLP
-----------------------
Los Angeles, California
February 28, 2007

                                                                         EX-34.7

Ernst & Young LLP
8484 Westpark Drive
McLean, VA 22102

Phone: (703) 747-1000
www.ey.com


             Report of Independent Registered Public Accounting Firm

Board of Directors
GreenPoint Mortgage Funding, Inc.

We have examined management's assertion included in the accompanying report of Certification Regarding Compliance with Applicable Servicing Criteria, that GreenPoint Mortgage Funding, Inc. (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the residential mortgage loan servicing platform, except for the instances of material noncompliance described therein, as of and for the year ended December 31, 2006, and except for criteria 1122(d)(1)(iii), 1122(d)(4)(i), 1122(d)(4)(xi), 1122(d)(4)(xii), and 1122(d)(4)(xv), which the
Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. Management is responsible for the Company's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria and as permitted by the Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As describer in management's assertion, for servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the applicable servicing criteria applicable to each vendor as permitted by Interpretation 17.06. As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed the following material noncompliance with servicing criteria 1122(d)(1)(i), 1122(d)(2)(iv), and 1122(d)(3)(ii) applicable to the
Company's platform covered by this report during the year ended December 31, 2006. 1122(d)(1)(i) - There were no policies and procedures instituted to monitor the performance or other triggers and events of defaults in accordance with the transaction agreements; 1122(d)(2)(iv) - The related accounts for each transaction were not separately maintained as set forth in the transaction agreements; and, 1122(d)(3)(ii) - Amounts due to investors were not remitted in accordance with the timeframes set forth in the transaction agreements.

The information in the Certification Regarding Compliance with Applicable Servicing Criteria in Item 2 of Appendix B (i.e., remediation procedures) is presented by the Company for information purposes. Such information has not been subjected to the procedures applied in our examination of management's assertion as described above, and accordingly, we express no opinion on it.

In our opinion, except for the material noncompliance described in the fourth paragraph, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv) for which compliance is determined based on Interpretation
17.06 as described above, as of and for the year ended December 31, 2006 for the residential mortgage loan servicing platform.


                                                /s/ Ernst & Young LLP
                                                ---------------------
March 1, 2007

                                                                        EX-34.8

                         Ernst & Young LLP              Phone (513) 612-1400
                         1900 Scripps Center            www.ey.com
                         312 Walnut Street
                         Cincinnati, Ohio 45202

            Report on Independent Registered Public Accounting Firm

Board of Directors
National City Mortgage Co.

We have examined management's assertion, included in the accompanying, Management's Assertion on Compliance with Regulation AB Servicing Criteria, that National City Mortgage Company ("NCM"), complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the residential mortgage loan servicing platform, except for the instance of material noncompliance described therein, as of and for the year ended December 31, 2006, and except for Item 1122(d)(1)(iii), 1122(d)(2)(i), 1122(d)(3)(i)(C),
1122(d)(4)(ii), 1122(d)(4)(iv) and 1122(d)(4)(xv), which NCM has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. See Appendix A of management's assertion for the asset backed transactions covered by this platform. Management is responsible for NCM's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about NCM's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about NCM's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the NCM processed those selected transactions and performed those selected activities in compliance with the servicing criteria and as permitted by the Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). Furthermore, our procedures were limited to the selected transactions and servicing activities performed by NCM during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by NCM during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with the servicing criteria.

As described in management's assertion, for servicing criteria 1122(d)(4)(xi) and 1122(d)(4)(xii), NCM has engaged various vendors to perform the activities required by these servicing criteria, NCM has determined that those vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and NCM has elected to take responsibility for assessing compliance with the applicable servicing criteria applicable to each vendor as permitted by Interpretation
17.06. As permitted by Interpretation 17.06, NCM has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with servicing criteria applicable to each vendor. NCM is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to NCM's eligibility to apply Interpretation 17.06.

Our examination disclosed the following material noncompliance with servicing criteria 1122(d)(3)(i)(A) applicable to NCM's platform covered by this report during the year ended December 3, 2006. We noted instances in which NCM failed to provide the master servicer with the delinquency data as set forth in the transaction agreements.

In our opinion, except for the material noncompliance described in the above paragraph, NCM complied, in all material respects, with the aforementioned servicing criteria including servicing criteria 1122(d)(4)(xi) and 1122(d)(4)(xii) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the year ended December 31, 2006 for the residential mortgage loan servicing platform.

/s/ Ernst & Young LLP
---------------------
March 13, 2007

                                                                        EX-34.9

Report of Independent Registered Public Accounting Firm

The Board of Members
Regulus Group LLC:

We have examined management's assessment for those customers that management has informed us have requested confirmation of compliance, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria, that Regulus Group LLC complied with the servicing criteria set forth in Item 1122(d)(2)(i) and 1122(d)(4)(iv) of the Securities and Exchange Commission's Regulation AB for remittance processing services to those issuers of asset backed securities and servicers of loan and/or receivables portfolios that include pool assets for asset backed securities transaction (the Platform) as of and for the year ended December 31, 2006. Regulus Group LLC has determined that the remainder of the servicing criteria are not applicable to the activities it performs with respect to the Platform as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG  LLP
---------------

Philadelphia,  PA
February 22, 2007

                                                                       EX-34.10

Deloitte & Touche LLP
1700 Market Street
Philadelphia, PA  19103-3984
USA

Tel: +1 215 246 2300
Fax: +1 215 569 2441
www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To PHH Mortgage Corporation:

We have examined PHH Mortgage Corporation's (the "Company's") compliance with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for PHH Mortgage Corporation's Regulation AB Platform (the "Platform") described in the accompanying Management's Report on Assessment of Compliance with Regulation AB Servicing Criteria as of and for the year ended December 31, 2006, excluding criteria 1122 (d)(l)(iii), (d)(3)(i)(C),
(d)(4)(ii), and (d)(4)(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion, for servicing criteria 1122 (d)(4)(vii) and (d)(4)(xi), the Company has engaged a vendor to perform certain activities required by this servicing criteria. The Company has determined that this vendor is not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to this vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to this vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to the Company's determination of its eligibility to use Interpretation 17.06.

Our examination disclosed the following material noncompliance with criteria applicable to the Company during the year ended December 31, 2006:

Standard            Description

1122(d)(l)(i)       The Company has not  instituted  policies and  procedures to specifically monitor performance or other triggers or events of default stated in the transaction agreements

1122(d)(1)(iv)      During  the  months  of July,  August,  and  September,  the
                    Company's minimum coverage requirement exceeded its $160 million fidelity bond by amounts ranging up to approximately
                    $1.3 million. Effective September 27, 2006, the Company's fidelity bond was increased to $170 million.

1122(d)(3)(i)(A)    The Company did not  maintain or provide one of the required monthly reports stated in the transaction agreements during the year

1122(d)(3)(i)(D)    The Company did not perform  procedures  to agree the unpaid principal balance and number of loans serviced by the Company with that of the investor and trustees

In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied, in all material respects, with the aforementioned applicable servicing criteria for the PHH Mortgage Corporation's Regulation AB Platform as of and for the year ended December 31, 2006.


/s/ Deloitte & Touche LLP
---------------------------
February 28, 2007

                                                                         EX-35.1


                                    JPMorgan

                         Servicer Compliance Statement
                   JPMorgan Chase Bank, N.A., Master Servicer

     A review of the activities of JPMorgan Chase Bank, N.A., as Master Servicer for the transactions listed on the attached Exhibit A, during the calendar year ending December 31, 2006, and of its performance under the applicable servicing agreements has been made under the undersigned officer's supervision.

     To the best of my knowledge, based on such review, the servicer has fulfilled all of its obligations under the agreements in all material respects throughout the reporting period.


/s/ Kathleen M. McDonnell                       March 9, 2007
-------------------------
Kathleen M. McDonnell
Vice President
JPMorgan Chase Bank, N.A.
Master Servicing

                                   Exhibit A

         GSAA Home Equity Trust 2006-1, Agreement dated January 1, 2006
        GSAA Home Equity Trust 2006-3, Agreement dated February 1, 2006
          GSAA Home Equity Trust 2006-5, Agreement dated March 1, 2006
         GSR Mortgage Loan Trust 2006-4F, Agreement dated April 1, 2006
          GSAA Home Equity Trust 2006-6, Agreement dated April 1, 2006
           GSAA Home Equity Trust 2006-9, Agreement dated May 1, 2006
          GSAA Home Equity Trust 2006-12, Agreement dated July 1, 2006

                                                                         EX-35.2
Countrywide Home Loans
400 Countrywide Way
Simi Valley, California 93065-6298

March 5, 2007

CHASE
6525 W CAMPUS OVAL 200
NEW ALBANY, OH 43054

                              OFFICER'S CERTIFICATE

I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., fka Countrywide Funding Corporation. I further certify, with respect to the Servicing Agreements for Countrywide Mortgage Obligations, Inc., the following:

I have reviewed the activities and performance of the Servicer during the fiscal year ended December 31, 2006 under the Agreements and, to the best of my knowledge, based on my review, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout the fiscal year.


By: /s/ Joseph Candelario                       March 5, 2007
    ----------------------                      Date
    Joseph Candelario
    First Vice President
    Compliance Officer
    Loan Administration


                                    Exhibit A
                          Securitization Transaction(s)
                             ----------------------
                               GSAA 2006-1 (SUB)
                               GSAA 2006-12
                               GSAA 2006-3 (SUB)
                               GSAA 2006-5
                               GSAA 2006-5 (SUB)
                               GSAA 2006-6 SUB
                               GSAA 2006-9 (SUB)
                               GSAA 2006-3
                               GSAA 2006-9
                               GSR 2006-4F (SUB)

                                                                         EX-35.3

                        GREENPOINT MORTGAGE FUNDING, INC.

                          SERVICER COMPLIANCE STATEMENT

                                  GSAA 2006-12


     I, Michael De Francesco, an authorized officer of GreenPoint Mortgage Funding, Inc. (the "Servicer"), certify that:

     1. A review of the Servicer's activities during the period from and including January 1, 2006 through and including December 31, 2006 (or applicable portion thereof) and of the Servicer's performance under the applicable servicing agreement has been made under my supervision.

     2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the applicable servicing agreement in all material respects throughout such period.

     Capitalized terms used but not defined herein have the meanings ascribed to them in the Agreement.

Date:   February 28, 2007

        /s/ Michael De Francesco
        ------------------------------------------
        Michael De Francesco
        Senior Vice President, Loan Administration

                                                                         EX-35.4


                                   National City Mortgage Co.
                                   A Subsidiary of National City Bank of Indiana 3232 Newmark Drive . Miamisburg, Ohio 45342
                                   Telephone: (937) 910-1200

                                   Mailing Address:
                                   P.O. Box 1820
                                   Dayton, Ohio 45401-1820


                          Service Compliance Statement

RE:  See attached for series (Exhibit A)

     I, T. Jackson Case, Jr., hereby certify to J.P. Morgan Mortgage Acquisition Corp., that I am a duly elected Executive Vice President of National City Mortgage Corporation (the "Company"), a corporation organized under the laws of the State of Ohio and further as follows:

(i) A review of the Company's activities as servicer during the immediately preceding calendar year (or applicable portion thereof) and of its performance under the Agreement and any applicable Reconstitution Agreement during such period has been made under such officer's supervision, and

(ii) to the best of such officers' knowledge, based on such review, the Company has fulfilled all of its obligations under the Agreement and any applicable Reconstitution Agreement in all material respects throughout such calendar year (or applicable portion thereof).


National City Mortgage Co.

Certified By:  /s/  T. Jackson Case, Jr.      Date:  2/14/2007
               -------------------------             ---------
Name:          T. Jackson Case, Jr.

Title:         Executive Vice President


                                   EXHIBIT A
                                -----------------


                            EXHIBIT A
                            ----------
V37     GSAA 2006-11                    898     GSR 2004-13F
V39     GSAA 2006-12                    X03     GSR 2004-14
V42     GSAA 2006-14                    823     GSR 2004-7
V41     GSAA 2006-16                    826     GSR 2004-9
V55     GSAA 2006-20                    W47     GSAA 2005-11
V07     GSAA 2006-3                     W69     GSA 2005-14
V11     GSAA 2006-5                     W75     GSAA 2005-15
V30     GSAA 2006-9                     X98     GSAA 2005-6
V43     GSR 2006-8F                     W13     GSAA 2005-7
V47     GSR 2006-9F                     W25     GSAA 2005-9
V05     GSR 2006-AR1                    X72     GSR 2005-2F
V18     GSR 2006-AR2                    X80     GSR 2005-3F
212     Goldman Sachs Mtg Co            X83     GSR 2005-4F
912     Goldman Sachs Mortgage Co.      W05     GSR 2005-5F
909     GSR 2003-1                      W19     GSR 2005-6F
910     GSR 2003-2F                     W44     GSR 2005-7F
919     GSR 2003-3F                     W59     GSR 2006-8F
928     GSR 2003-4F                     X88     GSR 2005-AR2
952     GSR 2003-7F                     X89     GSR 2005-AR3
965     GSR 2003-9                      W18     GSR 2005-AR4
952     GSR 2004-3F                     W31     GSR 2005-AR5
965     GSR 2004-6F                     W61     GSR 2005-AR7
864     GSAA 2004-7                     X56     GSR 2005-AR1
826     GSR 2004-10F
826     GSR 2004-11
826     GSR 2004-12

                                                                         EX-35.5
PHH Mortgage
3000 Leadenhall Road
Mt. Laurel, NJ 08054

March 7, 2007

JP Morgan Chase Bank, N.A.
Annette M. Marsula
4 New York Plaza
6th Floor
New York, NY  10004

Re:  Servicer Compliance Statement

Deal Name:  GSAA 2006-12

Dear Sir and/or Madame:

This statement of compliance is being provided in accordance with Item 1123 of Regulation AB. The Undersigned hereby states that:

     1.  I am an authorized officer of PHH Mortgage Corporation (the
         "Servicer");

     2. A review of the Servicer's activities during the period from 07/28/2006 (the "Reporting Period") and its performance under the Agreement has been made under my supervision; and

     3. To the best of my knowledge, based on such review, except as described in section 3(a) hereto, the Servicer has fulfilled all of its obligations under the Agreement in all material respects throughout the Reporting Period.

         a. The Servicer did not maintain or provide one of the required monthly reports, specifically the S5L2 Fidelity report, as stated in the transaction agreement(s) for the Reporting period shown in section 2 of this statement.

By:/s/ Deborah A. Rocchi
   ---------------------
Name:  Deborah A. Rocchi
Title: Assistant Vice President